Form 10-K/A
period 2004-12-31
GSR Mortgage Loan Trust 2004-6F
filed 2005-08-17
CIK 1292235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

     Annual Independent Accountants' Report with Management Assertion filed as Exhibit 99.1 hereto.

(b)  Exhibits to this report are listed in Item (15)(a)(3) above.
     Exhibit 99.1(g) to that certain Form 10-K dated March 30, 2005 regarding GSR Mortgage Loan Trust 2004-6F Mortgage Pass-Through Certificates, Series 2004-6F is hereby deleted in its entirety and replaced by Exhibit 99.1(a) of this Form 10-K/A.

(c)  Not Applicable

GSR Mortgage Loan Trust 2004-6F
Mortgage Pass-Through Certificates, Series 2004-6F
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  By:     /s/ Greg Finck
                                          --------------------------------------
                                  Name:  Greg Finck
                                 Title:  Vice President
                                         GS MORTGAGE SECURITIES CORP.
                                  Date:  August 17, 2005

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

        a) Washington Mutual Mortgage Securities Corp., as Servicer

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

I, Greg Finck, certify that:

     1. I have reviewed this annual report on Form 10-K/A ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

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


     Date:  August 17, 2005
           --------------------------------

       By:  /s/ Greg Finck
            --------------------------------------
     Name:  Greg Finck
     Title: Vice President
            GS MORTGAGE SECURITIES CORP.

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


By:  /s/ Michael Parker
-----------------------------
Michael Parker
President
Washington Mutual Mortgage Securities Corp.


By:  /s/ Thomas Lehmann
-----------------------------
Thomas Lehmann
First Vice President
Washington Mutual Securities Corp.



March 7, 2005

                                                                                                              WASHINGTON MUTUAL
WASHINGTON MUTUAL MORTGAGE SECURITIES CORP
APPENDIX I: SERIES OF CERTIFICATES
-----------------------------------------------------------------------------------------------------------------------------------
SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between
Washington Mutual Mortgage Securities Corp. ("WMMSC") f/k/a PNCMSC and Bank Atlantic.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Bank Atlantic 2004-WH25 between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bank of America Flow Agreement between
WMMSC and Bank of America.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH12 between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH3 between
WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-PR3, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between
WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between
WMMSC and WMMSC Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between
WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass-Through Certificate, Series DLJ ABS 2003-3, between
WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass-Through Certificate, Series 1997-BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between
WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between
WMMSC f/k/a PNCMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between
WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between
WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-S5, between
WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass-Through Certificate, Series 1997-MS1, between
WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-2, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-1-1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-2-1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-13 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-15 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-16 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-17 ARM, between
WMMSC f/k/a  PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-2 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-20 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-22 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-23 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-4 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-5 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-2 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-3 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA3, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA6, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-2 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA1, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA12 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA13 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA14 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA7, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate,  Series SMSC 1987-PR13, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass-Through Certificate,  Series SMSC 1988-A, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA10 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA12 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA13 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA14 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA16 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA17 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA2, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series SMSC 1993-PA1 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series 1998-3 Impac,
between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between
WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between
WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR4, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR6, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR1, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR3, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-3, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-4, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-5, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-6AR between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-7AR between
WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series TMA 1998-1, between
WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS Master 2003-5, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR1, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT,  November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR5, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between
WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between
WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between
WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between
WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between
WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3, between
WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999-WH3B, between
WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH13, between
WMMSC and EMC Mortgage Corp.

SERVICING AGREEMENT, September 1, 2000, Residential Mortgage Loans, Series New York Life 2000-WH9, between
WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, January  1, 2002, Residential Mortgage Loans, Series New York Life 2002-WH1, between
WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between
WMMSC and First Union National Bank.

SERVICING AGREEMENT, December 1, 2004, Residential Mortgage Loans, Series 2004-WH39, between
WMMSC and Greenpoint Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between
WMMSC and HSBC Bank-USA, National Association.

SERVICING AGREEMENT, October 1, 2004, Residential Mortgage Loans, Series 2004-WH27, between
WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, November 1, 2004, Residential Mortgage Loans, Series 2004-WH37, between
WMMSC and Hudson City Savings Bank.

PARTICIPATION AGREEMENT, dated March 1, 1998, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between
WMMSC f/k/a PNCMSC f/k/a Sears Mortgage and JP Morgan Chase.

SERVICING AGREEMENT, December 1, 1999, Residential Mortgage Loans, Series 1999-WH15, between
WMMSC f/k/a PNCMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead I, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead II, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead III, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between
WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between
WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-2, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-4, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between
WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-2, between
WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-3, between
WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2000, Mortgage Pass-Through Certificate, Series FNT 2000-1, between
WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between
WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between
WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between
WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between
WMMSC and Bank One, National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between
WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between
WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between
WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between
WMMSC and LaSalle Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-CB4, between
WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH29, between
WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH38, between
WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between
WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1997-BWH1, between
WMMSC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between
WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between
WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between
WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 2002, Residential Mortgage Loans, Series 2002-WH11, between
WMMSC  and Raymond James Bank.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH20, between
WMMSC  and Raymond James Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH10, between
WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Sovereign 1998-WH13, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between
WMMSC f/k/a PNCMSC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated November 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.


PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998,  Mortgage Pass-Through Certificate, Series PNCMSC 1998-11, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998,  Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-14, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-7, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-9, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-1, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-6, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-4, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-8, between
WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH12, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2000, Residential Mortgage Loans, Series 2000-WH14, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, Series 2000-WH15, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between
WMMSC and State Street Bank.

FLOW AND SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, Series 2001-FL1, between
WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series WMMSC 2001-MS11, between
WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2001, Residential Mortgage Loans,  Series 2001-WH3, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans,  Series 20021-WH15, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans,  Series 2002-WH19, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans,  Series 2002-WH20, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans,  Series 2002-WH3, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans,  Series 2002-WH4, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans,  Series 2002-WH5, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans,  Series 2002-WH6, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans,  Series 2002-WH7, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated May 1, 2002, Residential Mortgage Loans, Series 2002-WH8, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans,  Series 2003-WH2, between
WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans,  Series 2004-WH8, between
WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-4, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between
WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between
WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series HMSI 1998-1, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series MLCC/1996-PA4, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series PNC/ABN AMRO, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS10, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS12, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-2, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-4, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-5, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-6, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-7, between
WMMSC and State Street Bank & Trust.
*
POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-8, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S10 between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S11, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S8, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S9, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between
WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between
WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series WMMSC 2002-WH13, between
WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc I, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc II, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series Telebanc III, between
WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A1 Indy Mac, between
WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between
WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between
WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast, between
WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between
WMMSC and Bank of New York.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between
WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between
WMMSC and Bank of Treasury Bank.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH14, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH1, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH11, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH14, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH17, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated June 1, 2004, Residential Mortgage Loans, Series 2004-WH19, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH2, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH20, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH21, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH23, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH24, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH28, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH32, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH33, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH35, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH42, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH6, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2004, Residential Mortgage Loans, Series 2004-WH7, between
WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH9, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between
WMMSC and U.S. Bank Corporate Trust Services.


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between
WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between
WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Bank of America Flow Agreement, between
WMMSC and Bank of America, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between
WMMSC and CSFB.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between
WMMSC and CSFB.

FLOW SERVICING AGREEMENT, dated May 1, 2000, Residential Mortgage Loans, Series DLJ Flow Pool, between
WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between
WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH30, between
WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between
WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1004, Mortgage Pass-Through Certificate, Series PNCMSC 1994-2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1004, Mortgage Pass-Through Certificate, Series PNCMSC 1994-4, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated June 1, 1998, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series PNCMSC 1995-PA2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PR1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series PNCMSC 1997-WH7, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-BWH1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated December 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-BWH2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-H, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.


SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, PNCMSC 1997-WH7, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-3, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-4, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-5, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-6, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998-BWH1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between
WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10 between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between
WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between
WMMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH13, between
WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH17, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH16, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH18, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH31, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH40, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series Bay View Call Pool, between
WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH5, between
WMMSC f/k/a PNCMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series  UBS MALT 2004-4, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-2, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between
WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between
WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between
WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between
WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between
WMMSC and Wells Fargo Bank Minnesota, N.A.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a
PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp.
and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a
PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

MASTER SERVICING AGREEMENT, dated July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp.
and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp.
and Washington Mutual Bank, F.A.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH26, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH34, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH36, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH41, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH43, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH44, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH45, between
WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series WAMU 2003-WH10, between
WMMSC and Washington Mutual Bank, F.A.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH4, between
WMMSC and Merrill Lynch.

FLOW SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series UBS Flow Agreement, between
WMMSC and UBS Real Estate Securities Inc.

TRUST AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate,  Series WAMU 2004-RS1, between
WMMSC and Citibank, N.A.

TRUST AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate,  Series WAMU 2004-RS2, between
WMMSC and Citibank, N.A.

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